Form 10-Q
period 1996-08-31
ENCORE MARKETING INTERNATIONAL INC
filed 1996-10-15
CIK 823553

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          MAY-31-1997
[PERIOD-END]                               AUG-31-1997
[CASH]                                             746
[SECURITIES]                                         0
[RECEIVABLES]                                     5933
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                  8988
[PP&E]                                            4341
[DEPRECIATION]                                    3791
[TOTAL-ASSETS]                                    9738
[CURRENT-LIABILITIES]                             8353
[BONDS]                                           4629
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                       5700
[COMMON]                                            36
[OTHER-SE]                                      (8996)
[TOTAL-LIABILITY-AND-EQUITY]                      9738
[SALES]                                              0
[TOTAL-REVENUES]                                  7969
[CGS]                                                0
[TOTAL-COSTS]                                     4506
[OTHER-EXPENSES]                                  3062
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                 125
[INCOME-PRETAX]                                    276
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                276
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       276
[EPS-PRIMARY]                                      .03
[EPS-DILUTED]                                        0
/TABLE

                                        SEC Filing No. 0000823553
                                 FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                   For the quarter ended August 31, 1996
               Commission file number  1-11636 and 0-21050



                   ENCORE MARKETING INTERNATIONAL, INC.
          (Exact name of Registrant as specified in its Charter)

     Delaware                                      52-1439053


      (State or other jurisdiction of              (I.R.S.
Employer
       incorporation or organization)          Identification
No.)

 4501 Forbes Boulevard, Lanham, Maryland
20706
(Address of Principal Executive Offices)                 (Zip
Code)

Registrant's telephone number, including area code   301-459-8020


Securities registered pursuant to Section 12(g) of the Act:

   Title of each class            Name of each exchange on which
                                  registered
  Common Stock $.01 Par Value     NASD Bulletin Board

   4% Series A Convertible        NASD Bulletin Board
   Participating Preferred Stock
  Par Value $10.00 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

As of September 30, 1996, there were 3,231,000 shares of Common
Stock $.01 par value, outstanding.

                             Number of pages in the report:

                                 FORM 10-Q