Form 10-Q/A
period 1996-08-31
ENCORE MARKETING INTERNATIONAL INC
filed 1996-10-17
CIK 823553

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
/TABLE

                                        SEC Filing No. 0000823553
                                 FORM 10-Q/A

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

                             Number of pages in the report:

                                 FORM 10-Q/A


           ENCORE MARKETING INTERNATIONAL, INC. AND SUBSIDIARIES

                For the three months ended August 31, 1996


                      PART I - Financial Information


Item 1.    Financial Statements.

                                  General

The information contained in this report is furnished for the Registrant, Encore Marketing International, Inc. and subsidiaries. The unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, the information in this report reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods presented. Results of operations for the three months ended August 31, 1996, will not be necessarily indicative of the results for the fiscal year ending May 31, 1997. This report should be read in conjunction with the Annual Report on Form 10-K for the year ended May 31, 1996.
                                  FORM 10-Q/A

           ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                        August 31         May 31
                                           1996           1996
ASSETS:                                       (unaudited)


 Current assets:
       Cash and cash equivalents        $  746,000  $    632,000
       Cash and cash equivalents,
        restricted                         765,000       765,000
       Accounts receivable
         Membership                      5,484,000     6,984,000
         Other                             449,000       380,000
       Supplies and deferred
        solicitations                    1,376,000     1,633,000
       Prepaid expenses                    168,000       154,000
 Total current assets                    8,988,000    10,548,000
 Property and equipment:
       Furniture and equipment           2,354,000     3,750,000
       Leasehold improvements              184,000       225,000
       Furniture and equipment
        under capital leases             1,803,000     2,028,000
                                         4,341,000     6,003,000
       Less accumulated depreciation
        and amortization                (3,791,000)   (5,245,000)
          Net property and equipment       550,000       758,000
 Other assets:
       Deferred financing cost, net of
        amortization                        49,000        59,000

       Other                               151,000       125,000
          Total other assets               200,000       184,000
         Total assets                 $  9,738,000  $ 11,490,000

                                 FORM 10-Q/A

           ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                        August 31          May 31
                                           1996           1996
                                       (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
 Current Liabilities:
       Current portion of
          Capital lease obligations   $    166,000   $    171,000

          Notes payable                    833,000        805,000

       Accounts payable                  2,569,000      3,600,000

       Other current liabilities         2,257,000      2,281,000

       Reserve for cancellations         2,528,000      3,088,000

 Total current liabilities               8,353,000      9,945,000

 Long Term Debt, Net of Current Portion:
       Capital lease obligations           300,000        338,000

       Notes payable                     4,329,000      4,530,000

       Other                                16,000         31,000

                                         4,645,000      4,899,000

 Stockholders' equity (deficit):
       4% Series A Preferred stock       5,700,000      5,700,000

       Common stock                         36,000         36,000

       Capital in excess of par            341,000        341,000

       Accumulated deficit              (5,524,000)   (5,618,000)

                                           553,000        459,000

       Treasury stock at cost           (3,813,000)   (3,813,000)

       Total stockholders' equity
        (deficit)                       (3,260,000)   (3,354,000)

 Total liabilities and
 stockholders' equity                 $  9,738,000   $ 11,490,000

                                  FORM 10-Q/A

           ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995

                                           1996           1995

                                      (unaudited)    (unaudited)

 Revenues                              $ 7,969,000   $ 10,562,000


 Costs and expenses:
       Direct membership fulfillment       932,000      1,474,000

       Advertising and promotion         3,574,000      5,328,000

       General and administrative
        expenses                         3,062,000      3,444,000


 Total costs and expenses                7,568,000     10,246,000


 Income from operations                    401,000        316,000

 Interest expense                          125,000        100,000


 Income before income taxes                276,000        216,000

 Income tax expense                              -              -


 Net income                                 276,000       216,000

 Preferred dividend requirement             182,000       182,000


 Net income applicable to common stock  $    94,000  $     34,000


 Net income per share                    $      .03  $       .01

 Weighted average number of
 shares outstanding                       3,231,000    3,232,000

                                  FORM 10-Q/A

           ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995

                                           1996           1995

                                         (unaudited)  (unaudited)

Cash Flows From Operating Activities:
       Net income                        $   276,000    $ 216,000

      Adjustments to reconcile net income to
        net cash provided by operating activities:
            Depreciation and amortization    225,000      174,000

            Changes in operating assets and liabilities:
                Decrease in accounts
                 receivable                1,431,000    3,313,000

            Decrease (increase) in supplies, deferred
                 solicitations and prepaid expenses
                                             243,000    (162,000)
                Decrease in accounts payable
                 and other current
                 liabilities              (1,055,000)   (542,000)
                Decrease in reserve
                 for cancellations          (560,000) (2,036,000)
       Net cash provided by operating
        activities                           560,000      963,000

Cash Flows From Investing Activities:
       Purchases of property and equipment   (7,000)     (23,000)
       (Increase) decrease in other assets  (26,000)       2,000

       Net cash used in investing activities (33,000)    (21,000)

Cash Flows From Financing Activities:
       Repayments under capital
        lease obligations                   (43,000)     (57,000)
       Payments on notes payable           (173,000)    (258,000)
       Payments on notes payable to
        related party                          --        (28,000)
       Proceeds of loan from related party     --        600,000
       Decrease in other long-term debt     (15,000)     (41,000)
       Preferred dividend paid             (182,000)    (182,000)
       Net cash (used in) provided
        by financing activities            (413,000)      34,000

 Increase in cash and cash equivalents      114,000    976,000
 Cash and cash equivalents, beginning
  of period                                 632,000      445,000

 Cash and cash equivalents, end of period $  746,000  $ 1,421,000

                                  FORM 10-Q/A
           ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


1.     Cash and cash equivalents:

       Restricted cash primarily represents amounts held in interest-bearing accounts pursuant to arrangements with credit card processors.


2.     Earnings per share:

       Earnings per share are based on the weighted average shares outstanding during each period after giving appropriate effect for preferred stock dividends. Fully diluted earnings per share is not presented since the assumed conversion of the Series A Preferred Stock after adjustment for preferred dividends is not material.

3. In September 1996, the Company closed its facility in North Huntingdon, Pennsylvania. As a result, the Company has included $166,000 of costs associated with this in general and administrative expenses for the first quarter ended August 31, 1996.

                                 FORM 10-Q/A

           ENCORE MARKETING INTERNATIONAL, INC. AND SUBSIDIARIES

             For the Three Month Period Ended August 31, 1996


                      PART I - Financial Information

Item 2. Management's discussion and analysis of financial condition and results of operations.

Three months ended August 31, 1996 (first quarter) as compared to the three months ended August 31, 1995 (first quarter)

           Revenues during the first quarter of fiscal 1997 decreased $2,593,000 (24.6%) to $7,969,000 from $10,562,000 for the
corresponding period in fiscal 1996.  Renewal revenues decreased by
$154,000 (2.7%) to $5,452,000 for the first quarter of fiscal
1997
from $5,606,000 during the first quarter of fiscal 1996.
Revenues
from new member acquisitions decreased by $2,559,000 (59.3%) to $1,759,000 during the first quarter of fiscal 1997 from $4,318,000 for the corresponding period of 1996. The decline was a result of a decrease in response rates for mail solicitations, unsatisfactory results of new mail packages and a decrease in telemarketing. The
Company is revising and will continue testing new packages. Revenues from other sources increased to $758,000 for the first quarter of 1997 from $638,000 for the corresponding period in 1996.

           Direct membership fulfillment, which relates to membership activity and includes the cost of directories, membership cards, postage, printed materials, premiums and cash rebates, decreased by $542,000 (36.8%) to $932,000 during the first quarter of fiscal 1997 from $1,474,000 for the corresponding period of the previous year. This decrease is principally due to a decrease in cash rebates and reduced membership fulfillment material.

           Advertising and promotion, which are costs incurred in acquiring members and includes solicitation postage, printed materials, telemarketing, solicitation premiums and commissions decreased by $1,754,000 (32.9%) to $3,574,000 during the first quarter of fiscal 1997 from $5,328,000 during the first quarter of fiscal 1996. This decrease is a result of a decrease in new member acquisition programs.

           General and administrative expenses decreased by
$382,000
(11.1%) to $3,062,000 during the first quarter of fiscal 1997 from
$3,444,000 during the first quarter of fiscal 1996. As a percentage of revenues, general and administrative expenses were 37.9% versus 32.6% during the first quarter of fiscal 1997 and 1996, respectively. General and administrative expenses for the first quarter of fiscal year 1997 include $166,000 in costs associated with the closing of the Company's facility in North Huntingdon, Pennsylvania.

           Interest expense for the first quarter of fiscal 1997
increased by $25,000 (25.0%) to $125,000 as compared to $100,000 for the first quarter of 1996.

           As a result of the above, the Company had net income of
$276,000 for the first quarter of 1997 as compared to net income of
$216,000 for the first quarter of 1996.


Liquidity and Capital Resources

           For the three months ended August 31, 1996 cash flow provided by operating activities was $560,000. Cash of $33,000 was used in investing activities and $413,000 was used in financing activities for the first three months of fiscal 1997. As a result, at August 31, 1996, cash and cash equivalents increased by
$114,000
to $746,000 as compared to $632,000 at May 31, 1996.

                                 FORM 10-Q/A

           ENCORE MARKETING INTERNATIONAL, INC. AND SUBSIDIARIES

             For the Three Month Period Ended August 31, 1996
                            and August 31, 1996


                        PART II - Other Information



Item 6.    Exhibits and Other Reports on Form 8-K:

           (a)   Exhibits
                       none

           (b)   Reports on Form 8-K
                       none

                                 FORM 10-Q/A

           ENCORE MARKETING INTERNATIONAL, INC. AND SUBSIDIARIES

             For the Three Month Period Ended August 31, 1996
                            and August 31, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ENCORE MARKETING INTERNATIONAL,
INC.
                                   AND SUBSIDIARIES

                                  (Registrant)



  October 15, 1996                By:          /S/
Date                                    Stanley Plotnick
                                        President




                                  By:          /S/
                                        Paula Jones
                                        Controller