Form 10-Q/A
period 1996-08-31
ENCORE MARKETING INTERNATIONAL INC
filed 1996-12-12
CIK 823553

SEC Filing No. 0000823553
                                 FORM 10-QA

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

                                 FORM 10-QA


           ENCORE MARKETING INTERNATIONAL, INC. AND SUBSIDIARIES

                For the three months ended August 31, 1996


                      PART I - Financial Information


Item 1.    Financial Statements.

                                  General

The information contained in this report is furnished for the Registrant, Encore Marketing International, Inc. and subsidiaries. The unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, the information in this report reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods presented. Results of operations for the three months ended August 31, 1996, will not be necessarily indicative of the results for the fiscal year ending May 31, 1997. This report should be read in conjunction with the Annual Report on Form 10-K for the year ended May 31, 1996.
                                  FORM 10-QA

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

                                 FORM 10-Q

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

                                  FORM 10-QA

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

                                  FORM 10-QA

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

                                  FORM 10-QA
           ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


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

                                 FORM 10-QA

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

                                 FORM 10-QA

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

                                 FORM 10-QA

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