Form 10-Q
period 1996-11-30
ENCORE MARKETING INTERNATIONAL INC
filed 1997-01-14
CIK 823553

SEC Filing No. 0000823553

                                FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

             For the quarter ended November 30, 1996
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


As of November 30, 1996, there were 3,231,000 shares of Common
Stock $.01 par value, outstanding.


Number of pages in the report:         16
   ENCORE MARKETING INTERNATIONAL, INC. AND SUBSIDIARIES

           For the three and six months ended November 30, 1996

                        PART I - Financial Information

Item 1.         Financial Statements.

                              General

The information contained in this report is furnished for the Registrant, Encore Marketing International, Inc. and subsidiaries. The unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, the information in this report reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods presented. Results of operations for the three and six months ended November 30, 1996, will not be necessarily indicative of the results for the fiscal year ending May 31, 1997. This report should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
       ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS


                              November 30               May 31
                                   1996                  1996
ASSETS:

    (unaudited)
  Current assets:
       Cash and cash equivalents  $   56,000      $    632,000
       Cash and cash equivalents,
          restricted                 765,000           765,000
          Accounts receivable
            Membership             5,852,000         6,984,000
            Other                    350,000           380,000
          Supplies and deferred
           solicitations           1,068,000         1,633,000
          Prepaid expenses           135,000           154,000
  Total current assets             8,226,000        10,548,000
 Property and equipment:
          Furniture and equipment  2,419,000         3,750,000
          Leasehold improveme        130,000           225,000
          Furniture and equipment
           under capital leases    1,352,000         2,028,000
                                   3,901,000         6,003,000
          Less accumulated depreciation
           and amortization       (3,375,000)       (5,245,000)
             Net property and equipment

                                     526,000           758,000
  Other assets:
          Deferred financing cost, net of amortization

                                      39,000            59,000
          Other                      139,000           125,000
             Total other assets      178,000           184,000
             Total assets       $  8,930,000      $ 11,490,000

  ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                   November 30       May 31
                                   1996               1996
                                        (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

  Current Liabilities:
          Current portion of
           Capital lease obligations   $   164,000    $ 171,000

           Notes payable                 2,906,000      805,000
           Accounts payable              2,956,000    3,600,000
          Other current liabilities      1,566,000    2,281,000
          Reserve for cancellations      2,683,000    3,088,000
  Total current liabilities             10,275,000    9,945,000
  Long Term Debt, Net of Current Portion:
          Capital lease obligations        265,000      338,000
          Notes payable                  2,080,000    4,530,000
          Other                             16,000       31,000
                                         2,361,000    4,899,000
  Stockholders' equity (deficit):
          4% Series A Preferred stock    5,700,000    5,700,000
          Common stock                      36,000       36,000
          Capital in excess of par         341,000      341,000
          Accumulated deficit           (5,970,000)  (5,618,000)
                                           107,000      459,000
          Treasury stock at cost        (3,813,000)  (3,813,000)

          Total stockholders'
           equity (deficit)             (3,706,000)  (3,354,000)

  Total liabilities and
  stockholders' equity                $  8,930,000  $ 11,490,000

     ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
         SIX MONTHS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995

                                      1996             1995
                                  (unaudited)      (unaudited)

  Revenues                       $ 14,643,000       $ 20,576,000

  Costs and expenses:
      Direct membership fulfillment 1,381,000          2,748,000
          Advertising and promotion 7,114,000         10,839,000
          General and administrative
           expenses                 5,885,000          6,293,000
  Total costs and expenses         14,380,000         19,880,000
  Income from operations              263,000            696,000
  Interest expense                    249,000            194,000
  Income before income taxes           14,000            502,000
  Income tax expense                    -                     -
  Net income                           14,000            502,000
  Preferred dividend requirement      365,000            365,000
  Net (loss) income applicable
     to common stock            $    (351,000)       $   137,000

  Net (loss) income per share   $        (.11)       $       .04

  Weighted average number of
     shares outstanding             3,231,000          3,232,000

   ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
  THREE MONTHS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995



                                      1996             1995
                                  (unaudited)      (unaudited)

  Revenues                       $ 6,674,000        $ 10,014,000

  Costs and expenses:
     Direct membership fulfillment   449,000           1,274,000
     Advertising and promotion     3,540,000           5,512,000
     General and administrative
      expenses                     2,823,000           2,849,000
  Total costs and expenses         6,812,000           9,635,000

  Income from operations            (138,000)            379,000
  Interest expense                   124,000              94,000
  (Loss) income before income taxes (262,000)            285,000
  Income tax expense                      -                   -
  Net (loss) income                 (262,000)            285,000
  Preferred dividend requirement     182,000             183,000
  Net (loss) income applicable
     to common stock           $    (444,000)        $   102,000
  Net (loss) income per share  $        (.14)        $       .03
  Weighted average number of
   shares outstanding              3,231,000           3,232,000

       ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995

                                      1996             1995
                                  (unaudited)      (unaudited)

Cash Flows From Operating Activities:
     Net income                  $     14,000       $    502,000
     Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation and amortization 297,000            318,000
         Changes in operating assets and liabilities:
          Decrease in accounts
           receivable               1,162,000          3,819,000
          Decrease (increase) in
           supplies, deferred
           solicitations and prepaid
           expenses                    584,000          (821,000)
          Decrease in accounts
           payable and other current
           liabilities              (1,359,000)         (167,000)
          Decrease in reserve for
           cancellations              (405,000)       (2,438,000)
          (Increase) decrease in
           other assets                (14,000)            3,000
          Net cash provided by
           operating activities        279,000         1,216,000
Cash Flows From Investing Activities:
       Purchases of property and
        equipment                       (37,000)         (36,000)
          Decrease in restricted cash
           equivalents                       --           75,000
       Net cash used in investing
        activities                      (37,000)          39,000
Cash Flows From Financing Activities:
       Repayments under capital
        lease obligations               (89,000)        (115,000)
          Payments on notes payable    (349,000)        (372,000)
          Payments on notes payable
           to related party                  --         (237,000)
          Proceeds of loan from
           related party                     --          600,000
          Decrease in other long-term
           debt                         (15,000)         (82,000)
          Purchase of common stock           --           (1,000)
          Preferred dividend paid      (365,000)        (365,000)
          Net cash used in financing
           activities                  (818,000)        (572,000)
  (Decrease) increase in cash and
     cash equivalents                  (576,000)         683,000
  Cash and cash equivalents,
  Cash and cash equivalents,
     end of period                  $    56,000      $ 1,128,000

      ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)


1.        Cash and cash equivalents:

          Restricted cash primarily represents amounts held in interest-bearing accounts pursuant to arrangements with credit card processors.


2.        Earnings (loss) per share:

          Earnings (loss) per share are based on the weighted average shares outstanding during each period after giving appropriate effect for preferred stock dividends. Fully diluted earnings per share is not presented since the assumed conversion of the Series A Preferred Stock after adjustment for preferred dividends is antidilutive.

3.        Prior year reclassifications:

          Certain fiscal 1996 amounts have been reclassified to conform to current year presentations.

4. In September 1996, the Company closed its facility in North Huntingdon, Pennsylvania.

          As a result, the Company has included $164,000 of costs associated with this in general and administrative expenses for the six months ended November 30, 1996.

          ENCORE MARKETING INTERNATIONAL, INC. AND SUBSIDIARIES

     For the Three and Six Month Period Ended November 30, 1996

                 PART I - Financial Information

Item 2. Management's discussion and analysis of financial condition and results of operations.

Six months ended November 30, 1996 (fiscal 1997) as compared to the six months ended November 30, 1995 (fiscal 1996)

          Revenues during the first six months of fiscal 1997 decreased $5,933,000 (28.8%) to $14,643,000 from $20,576,000 for the corresponding period in fiscal 1996. Renewal revenues decreased by $1,798,000 (15.7%) to $9,664,000 for the first six months of fiscal 1997 from $11,462,000 during the first six months of fiscal 1996. This decrease is a result of a reduction in the overall percentage of renewing members associated with financial institutions and a corresponding increase in members associated with retail clients. This change in client mix has caused an overall reduction in renewal rates since members associated with retail clients tend to renew at a lower rate than those associated with financial institutions. The Company is currently developing and testing membership conservation programs in order to increase retention on renewals and new memberships. Revenues from new member acquisitions decreased by $4,125,000 (52.9%) to $3,680,000 during the first six months of fiscal 1997 from $7,805,000 for the corresponding period of 1996. The decline was a result of a decrease in response rates for mail solicitations, unsatisfactory results of new mail packages and a decrease in telemarketing. The Company is revising and will continue testing new packages. Revenues from other sources decreased to $1,299,000 for the first six months of 1997 from $1,309,000 for the corresponding period in 1996.

          Direct membership fulfillment, which relates to membership activity and includes the cost of directories, membership cards, postage, printed materials, premiums and cash rebates, decreased by $1,367,000 (49.7%) to $1,381,000 during the first six months of fiscal 1997 from $2,748,000 for the corresponding period of the previous year. This decrease is principally due to a decrease in cash rebates and reduced membership fulfillment material.

          Advertising and promotion, which are costs incurred in acquiring members and includes solicitation postage, printed materials, telemarketing, solicitation premiums and commissions decreased by $3,725,000 (34.4%) to $7,114,000 during the first six months of fiscal 1997 from $10,839,000 during the first six months of fiscal 1996. This decrease is a result of a decrease in new member acquisition programs.

          General and administrative expenses decreased by $408,000 (6.5%) to $5,885,000 during the first six months of fiscal 1997 from $6,293,000 during the first six months of fiscal 1996. As a percentage of revenues, general and administrative expenses were 40.2% versus 30.6% during the first six months of fiscal 1997 and 1996, respectively. General and administrative expenses for the first six months of fiscal year 1997 include $164,000 in costs associated with the closing of the Company's facility in North Huntingdon, Pennsylvania.

          Interest expense for the first six months of fiscal
1997 increased by $55,000 (28.4%) to $249,000 as compared to
$194,000 for the first six months of 1996.

          As a result of the above, the Company had net income of $14,000 for the first six months of fiscal 1997 as compared to net income of $502,000 for the first six months of fiscal 1996.


Three months ended November 30, 1996 (second quarter) as compared to the three months ended November 30, 1995 (second quarter)

          Revenues during the second quarter of fiscal 1997 decreased $3,340,000 (33.4%) to $6,674,000 from $10,014,000 for the corresponding period in fiscal 1996. Renewal revenues decreased by $1,644,000 (28.1%) to $4,212,000 for the second quarter of fiscal 1997 from $5,856,000 during the first six months of fiscal 1996. The decrease is a result of a reduction in the overall percentage of renewing members associated with financial institutions and a corresponding increase in members associated with retail clients. This change in client mix has caused an overall reduction in renewal rates since members associated with retail clients tend to renew at a lower rate than those associated with financial institutions. The Company is currently developing and testing membership conservation programs in order to increase retention on renewals and new memberships. Revenues from new member acquisitions decreased by $1,566,000 (44.9%) to $1,921,000 during the first six months of fiscal 1997 from $3,487,000 for the corresponding period of 1996. The decline was a result of a decrease in response rates for mail solicitations, unsatisfactory results of new mail packages and a decrease in telemarketing. The Company is revising and will continue testing new packages. Revenues from other sources decreased to $541,000 for the second quarter of 1997 from $671,000 for the corresponding period in 1996.

          Direct membership fulfillment, which relates to membership activity and includes the cost of directories, membership cards, postage, printed materials, premiums and cash rebates, decreased by $825,000 (64.8%) to $449,000 during the second quarter of fiscal 1997 from $1,274,000 for the corresponding period of the previous year. This decrease is principally due to a decrease in cash rebates and reduced membership fulfillment material.

          Advertising and promotion, which are costs incurred in acquiring members and includes solicitation postage, printed materials, telemarketing, solicitation premiums and commissions decreased by $1,972,000 (35.8%) to $3,540,000 during the second quarter of fiscal 1997 from $5,512,000 during the second quarter of fiscal 1996. This decrease is a result of a decrease in new member acquisition programs.

          General and administrative expenses decreased by $26,000 (0.9%) to $2,823,000 during the second quarter of fiscal 1997 from $2,849,000 during the second quarter of fiscal 1996. As a percentage of revenues, general and administrative expenses were 42.3% versus 28.5% during the second quarter of fiscal 1997 and 1996, respectively.

          Interest expense for the second quarter of fiscal 1997
increased by $30,000 (31.9%) to $124,000 as compared to $94,000 for the second quarter of 1996.

          As a result of the above, the Company had a net loss of $262,000 for the second quarter of fiscal 1997 as compared to net income of $285,000 for the second quarter of fiscal 1996.


Liquidity and Capital Resources

          For the six months ended November 30, 1996 cash flow provided by operating activities was $279,000. Cash of $37,000 was used in investing activities and $818,000 was used in financing activities for the first six months of fiscal 1997. As a result, at November 30, 1996, cash and cash equivalents decreased by $576,000 to $56,000 as compared to $632,000 at May 31, 1996. The Company has approximately $2,200,000 due to its Senior Subordinated Secured Notes in November 1997 and is exploring options for how these notes will be paid or restructured. In January 1997, an affiliate advanced the Company $120,000.

          The Company recently announced its intention to make open market purchases of its common and preferred stock at recent price levels. The Company currently anticipates purchasing up to 100,000 shares of each, although the actual number of shares purchased will be dependent upon future market conditions.

        ENCORE MARKETING INTERNATIONAL, INC. AND SUBSIDIARIES

       For the Three and Six Month Period Ended November 30, 1996

                    and November 30, 1995

                 PART II - Other Information


Item 6.         Exhibits and Other Reports on Form 8-K:

                (a)      Exhibits
                                 none

                (b)      Reports on Form 8-K
                                 none

      ENCORE MARKETING INTERNATIONAL, INC. AND SUBSIDIARIES

     For the Three and Six Month Period Ended November 30, 1996
                  and November 30, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ENCORE MARKETING INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                             (Registrant)



  January 14, 1997           By:            /S/
Date                               Stanley Plotnick
                                   President




                             By:            /S/
                                   Paula Jones
                                   Controller