Form 10-Q
period 1997-02-28
ENCORE MARKETING INTERNATIONAL INC
filed 1997-04-14
CIK 823553

SEC Filing No. 0000823553
                      FORM 10-Q

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, DC  20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended February 28, 1997
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

 4% Series A Convertible
  Participating Preferred Stock
  Par Value $10.00 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No



As of February 28, 1997, there were 3,221,000 shares of Common
Stock $.01 par value, outstanding.


Number of pages in the report:         13

                  FORM 10-Q

       ENCORE MARKETING INTERNATIONAL, INC. AND SUBSIDIARIES

       For the three and nine months ended February 28, 1997


                  PART I - Financial Information


Item 1.           Financial Statements.

                              General

The information contained in this report is furnished for the Registrant, Encore Marketing International, Inc. and subsidiaries. The unaudited, condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, the information in this report reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information for the interim periods presented. Results of operations for the three and nine months ended February 28, 1997, will not be necessarily indicative of the results for the fiscal year ending May 31, 1997. This report should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
                         FORM 10-Q

       ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS


                              February 28               May 31
                                   1997                  1996
ASSETS:

    (unaudited)
  Current assets:
       Cash and cash equivalents  $  372,000      $    632,000
       Cash and cash equivalents,
          restricted                 765,000           765,000
          Accounts receivable
            Membership             6,653,000         6,984,000
            Other                    234,000           380,000
          Supplies and deferred
           solicitations           1,293,000         1,633,000
          Prepaid expenses           130,000           154,000
  Total current assets             9,447,000        10,548,000
 Property and equipment:
          Furniture and equipment  2,435,000         3,750,000
          Leasehold improvements     130,000           225,000
          Furniture and equipment
           under capital leases    1,352,000         2,028,000
                                   3,917,000         6,003,000
          Less accumulated depreciation
           and amortization       (3,435,000)       (5,245,000)
             Net property and
              equipment              482,000           758,000
  Other assets:
          Deferred financing cost,
           net of amortization        30,000            59,000
          Other                      136,000           125,000
             Total other assets      166,000           184,000
             Total assets       $ 10,095,000      $ 11,490,000

                      FORM 10-Q
  ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS

                                   February 28       May 31
                                      1997            1996
                                        (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

  Current Liabilities:
          Current portion of
           Capital lease obligations   $   164,000    $ 171,000
           Notes payable - related party   170,000      113,000
           Notes payable                 2,552,000      692,000
           Accounts payable              3,038,000    3,600,000
          Other current liabilities      1,664,000    2,281,000
          Reserve for cancellations      3,259,000    3,088,000
  Total current liabilities             10,847,000    9,945,000
  Long Term Debt, Net of Current Portion:
          Capital lease obligations        222,000      338,000
          Notes payable                  2,481,000    4,530,000
          Other                                 --       31,000
                                         2,703,000    4,899,000
  Stockholders' equity (deficit):
          4% Series A Preferred stock    5,700,000    5,700,000
          Common stock                      36,000       36,000
          Capital in excess of par         341,000      341,000
          Accumulated deficit           (5,713,000)  (5,618,000)
                                           364,000      459,000
          Treasury stock at cost        (3,819,000)  (3,813,000)

          Total stockholders'
           equity (deficit)             (3,455,000)  (3,354,000)

  Total liabilities and
  stockholders' equity (deficit)      $ 10,095,000  $ 11,490,000

                                  FORM 10-Q
     ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
     NINE MONTHS ENDED FEBRUARY 28, 1997 AND NOVEMBER 30, 1995

                                      1997             1996
                                  (unaudited)      (unaudited)

  Revenues                       $ 21,817,000       $ 29,308,000

  Costs and expenses:
      Direct membership fulfillment 1,868,000          4,104,000
          Advertising and promotion10,465,000         16,863,000
          General and administrative
           expenses                 8,665,000          9,226,000
  Total costs and expenses         20,998,000         30,193,000
  Income (loss) from operations       819,000           (885,000)
  Interest expense                    367,000            292,000
  Income (loss) before income taxes   452,000         (1,177,000)
  Income tax expense                    -                200,000
  Net income (loss)                   452,000         (1,377,000)
  Preferred dividend requirement      547,000            547,000
  Net loss applicable
     to common stock            $     (95,000)       $(1,924,000)

  Net loss per share            $        (.03)       $      (.60)

  Weighted average number of
     shares outstanding             3,229,000          3,232,000

                    FORM 10-Q
   ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
  THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


                                      1997             1996
                                  (unaudited)      (unaudited)

  Revenues                       $21,817,000        $ 29,308,000

  Costs and expenses:
     Direct membership fulfillment 1,868,000           4,104,000
     Advertising and promotion    10,465,000          16,863,000
     General and administrative
      expenses                     8,665,000           9,226,000
  Total costs and expenses        20,998,000          30,193,000

  Income (loss) from operations      819,000            (885,000)
  Interest expense                   367,000             292,000
  Income (loss) before income taxes  452,000          (1,177,000)
  Income tax expense                      -              200,000
  Net income (loss)                  452,000          (1,377,000)
  Preferred dividend requirement     547,000             547,000
  Net loss applicable
     to common stock           $     (95,000)        $(1,924,000)
  Net (loss) income per share  $        (.03)        $      (.60)
  Weighted average number of
   shares outstanding              3,229,000           3,232,000

                          FORM 10-Q
       ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                      1997             1996
                                  (unaudited)      (unaudited)

Cash Flows From Operating Activities:
     Net income                  $    452,000       $ (1,377,000)
     Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation and amortization 367,000            463,000
         Changes in operating assets and liabilities:
          Accounts Receivable         447,000          6,412,000
          Supplies, deferred solicitations
           and prepaid expenses       364,000           (307,000)
          Accounts payable and
           other current
           liabilities             (1,179,000)        (1,838,000)
          Reserve for cancellations   171,000         (3,905,000)
          Other assets                (11,000)             8,000
          Net cash provided by (used in)
           operating activities       641,000           (544,000)
Cash Flows From Investing Activities:
       Purchases of property and
        equipment                     (53,000)           (74,000)
          Decrease in restricted cash
           equivalents                     --             75,000
       Net cash (used in) provided
        by investing activities       (53,000)             1,000
Cash Flows From Financing Activities:
       Repayments under capital
        lease obligations            (132,000)          (174,000)
          Payments on notes payable  (532,000)          5432,000)
          Payments on notes payable
           to related party                  --         (365,000)
          Proceeds of loan from
           related party               400,000         2,078,000
          Decrease in other long-term
           debt                        (31,000)          (1,000)
          Purchase of common stock      (6,000)         (138,000)
          Preferred dividend paid     (547,000)         (547,000)
          Net cash (used in)
           provided by financing
           activities                 (848,000)          310,000
  Decrease in cash and
     cash equivalents                 (260,000)         (233,000)
  Cash and cash equivalents,
      beginning of period              632,000           445,000
  Cash and cash equivalents,
     end of period                  $  372,000       $   212,000

                      FORM 10-Q
       ENCORE MARKETING INTERNATIONAL, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (unaudited)


1.        Cash and cash equivalents:

          Restricted cash primarily represents amounts held in interest-bearing accounts pursuant to arrangements with credit card processors and are classified as current assets as they represent security for amounts classified as current liabilities.

2.        Earnings (loss) per share:

          Earnings (loss) per share are based on the weighted average shares outstanding during each period after giving appropriate effect for preferred stock dividends. Fully diluted earnings per share is not presented since the assumed conversion of the Series A Preferred Stock after adjustment for preferred dividends is immaterial.

3.        Prior year reclassifications:

          Certain fiscal 1996 amounts have been reclassified to conform to current year presentations.

4. In September 1996, the Company closed its facility in North Huntingdon, Pennsylvania. As a result, the Company has included $162,000 of costs associated with the closing in general and administrative expenses for the nine months ended
February 28, 1997.

               FORM 10-Q

 ENCORE MARKETING INTERNATIONAL, INC. AND SUBSIDIARIES

  For the Three and Nine Month Periods Ended February 28, 1997


               PART I - Financial Information

Item 2. Management's discussion and analysis of financial condition and results of operations.

Nine months ended February 28, 1997 (fiscal 1997) as compared to the nine months ended February 29, 1996 (fiscal 1996).

                Revenues during the first nine months of fiscal 1997 decreased $7,491,000 (25.6%) to $21,817,000 from $29,308,000 for the corresponding period in fiscal 1996. Renewal revenues decreased by $2,954,000 (17.2%) to $14,249,000 for the first nine months of fiscal 1997 from $17,203,000 during the first nine months of fiscal 1996. This decrease was a result of a reduction in the number of memberships up for renewal. In addition, a change in the client mix has caused an overall reduction in renewal rates. The Company is currently developing and testing membership conservation programs in order to increase the retention rate on renewals and new memberships. Revenues from new member acquisitions decreased by $4,488,000 (43.8%) to $5,751,000 during the first nine months of fiscal 1997 from $10,239,000 for the corresponding period of 1996. The decline was the result of a decrease in mail solicitation and telemarketing. The Company is revising and will continue testing new mail packages and telemarketing scripts. The decrease in new member acquisitions will result in a lower renewable membership base during the next fiscal year resulting in a decrease in revenues from renewals. Revenues from other sources decreased to $1,817,000 for the first nine months of 1997 from $1,866,000 for the corresponding period in 1996.

                Direct membership fulfillment, which relates to membership activity and includes the cost of directories, membership cards, postage, printed materials, premiums and cash rebates, decreased by $2,236,000 (54.5%) to $1,868,000 during the first nine months of fiscal 1997 from $4,104,000 for the corresponding period of the previous year. This decrease is principally due to a decrease in cash rebates resulting from changes to the Pet Care Savings Club and a reduction in purchases of membership fulfillment material needed resulting from the decrease in new member acquisitions.

                Advertising and promotion, which are costs incurred in acquiring members and includes solicitation postage, printed materials, telemarketing, solicitation premiums and commissions decreased by $6,398,000 (37.9%) to $10,465,000 during the first nine months of fiscal 1997 from $16,863,000 during the first nine months of fiscal 1996. This decrease is a result of a decrease in new member acquisition marketing.

                General and administrative expenses decreased by $561,000 (6.1%) to $8,665,000 during the first nine months of fiscal 1997 from $9,226,000 during the first nine months of fiscal 1996. This decrease is a result of reductions in expenses associated with new member acquisition marketing. General and administrative expenses for the first nine months of fiscal year 1997 include $162,000 in costs associated with the closing of the Company's facility in North Huntingdon, Pennsylvania.

                Interest expense for the first nine months of fiscal 1997 increased by $75,000 (25.7%) to $367,000 as compared to $292,000 for the first nine months of 1996.

                There was no income tax expense for the first nine months of fiscal 1997 due to the availability of operating loss carryforwards. Income tax expenses of $200,000 for the first nine months of fiscal 1996 was the result of the settlement of prior year income tax dispute.

                As a result of the above, the Company had net income of $452,000 for the first nine months of fiscal 1997 as compared to a net loss of $1,377,000 for the first nine months of fiscal 1996.


Three months ended February 28, 1997 (third quarter) as compared to the three months ended February 29, 1996 (third quarter)

                Revenues during the third quarter of fiscal 1997 decreased $1,558,000 (17.8%) to $7,174,000 from $8,732,000 for the corresponding period in fiscal 1996. Renewal revenues decreased by $1,156,000 (20.1%) to $4,585,000 for the third quarter of fiscal 1997 from $5,741,000 during the first nine months of fiscal 1996. This decrease is a result of a reduction in the number of memberships up for renewal. In addition, a change in client mix has caused an overall reduction in renewal rates. The Company is currently developing and testing membership conservation programs in order to increase the retention rate on renewals and new memberships. Revenues from new member acquisitions decreased by $363,000 (14.9%) to $2,071,000 during the first nine months of fiscal 1997 from $2,434,000 for the corresponding period of 1996. The decline was the result of a decrease in mail solicitation and telemarketing. The Company is revising and will continue testing new mail packages and telemarketing scripts. The decrease in new member acquisitions will result in a lower renewable membership during the next fiscal year resulting in a decrease in revenues from renewals. Revenues from other sources decreased to $518,000 for the third quarter of 1997 from $557,000 for the corresponding period in 1996.

                Direct membership fulfillment, which relates to membership activity and includes the cost of directories, membership cards, postage, printed materials, premiums and cash rebates, decreased by $869,000 (64.1%) to $487,000 during the third quarter of fiscal 1997 from $1,356,000 for the corresponding period of the previous year. This decrease is principally due to a decrease in cash rebates resulting from changes to the Pet Care Savings Club and reduced membership fulfillment material needed resulting from the decrease in new member acquisitions.

                Advertising and promotion, which are costs incurred in acquiring members and includes solicitation postage, printed materials, telemarketing, solicitation premiums and commissions decreased by $2,673,000 (44.4%) to $3,351,000 during the second quarter of fiscal 1997 from $6,024,000 during the third quarter of fiscal 1996. This decrease is a result of a decrease in new member acquisition marketing.

                General and administrative expenses decreased by $153,000 (5.2%) to $2,780,000 during the third quarter of fiscal 1997 from $2,933,000 during the third quarter of fiscal 1996. This decrease is a result of reductions in expenses associated with new member acquisition marketing.

                Interest expense for the third quarter of fiscal
1997 increased by $20,000 (20.4%) to $118,000 as compared to
$98,000 for the third quarter of 1996.

                There was no income tax expense for the third quarter of fiscal 1997 due to the availability of operating loss carryforwards. Income tax expense of $200,000 for the third quarter of fiscal 1996 was the result of the settlement of a prior year income tax dispute.

                As a result of the above, the Company had net income of $438,000 for the third quarter of fiscal 1997 as compared to a net loss of $1,879,000 for the third quarter of fiscal 1996.


Liquidity and Capital Resources

                For the nine months ended February 28, 1997 cash flow provided by operating activities was $641,000. Cash of $53,000 was used in investing activities and $848,000 was used in financing activities for the first nine months of fiscal 1997.
As a result, at February 28, 1997, cash and cash equivalents decreased by $260,000 to $372,000 as compared to $632,000 at May 31, 1996. The Company has approximately $2,200,000 due on its Senior Subordinated Secured Notes in November 1997 and is exploring options for how these notes will be paid or restructured. In January 1997, an affiliate advanced the Company $120,000 in rent and management fees of which $100,000 remains prepaid at February 28, 1997. The affiliate also loaned the Company $400,000 in February 1997, which bears interest at 9% and is due together with accrued interest in February 1999.

                The Company announced in November 1996 its intention to make open market purchases of its common and preferred stock at current price levels. The Company currently anticipates purchasing up to 100,000 shares of each, although the actual number of shares purchased will be dependent upon future market conditions.

               FORM 10-Q
     ENCORE MARKETING INTERNATIONAL, INC. AND SUBSIDIARIES

For the Three and Nine Month Periods Ended February 28, 1997 and
February 29, 1996


               PART II - Other Information

Item 6.         Exhibits and Other Reports on Form 8-K:

                (a)      Exhibits
                                 none

                (b)      Reports on Form 8-K
                                 none

     FORM 10-Q
ENCORE MARKETING INTERNATIONAL, INC. AND SUBSIDIARIES

For the Three and Nine Month Period Ended February 28, 1997 and
February 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ENCORE MARKETING INTERNATIONAL, INC.
                          AND SUBSIDIARIES

                          (Registrant)



  April 14, 1997          By:            /S/
Date                         Stanley Plotnick
                             Chief Executive Officer



                         By:            /S/
                             Paula Jones
                             Controller